Form 10-K
period 2019-12-31
GS Mortgage Securities Trust 2019-GC40
filed 2020-03-19
CIK 1778232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226082-03

Central Index Key Number of the issuing entity: 0001778232

GS Mortgage Securities Trust 2019-GC40

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4117352 38-4117353 38-4117354 38-7221326 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                        Accelerated filer                                                                         ☐

Non-accelerated filer         ⌧  (Do not check if a smaller reporting company)                                         Smaller reporting company                                                         ☐

                                                                                Emerging growth company                                                         ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan and the Diamondback Industrial Portfolio 1 Mortgage Loan, which constituted approximately 8.2%, 8.2%, 2.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Waterfront Plaza Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 250 Livingston Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the 57 East 11th Street Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Diamondback Industrial Portfolio 1 Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan and the Diamondback Industrial Portfolio 1 Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Street Mortgage Loan, which constituted approximately 7.9% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Street Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ARC Apartments Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date.  The ARC Apartments Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ARC Apartments Mortgage Loan and two other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). This loan combination, including the ARC Apartments Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan, which constituted approximately 6.8%, 5.5% and 3.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Moffett Towers II Building V Mortgage Loan which is an asset of the issuing entity and two other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity, (b) with respect to the 59 Maiden Lane Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, and (c) with respect to the Waterford Lakes Town Center Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2019-GC39 transaction, Commission File Number 333-226082-02 (the “GSMS 2019-GC39  Transaction”). These loan combinations, including the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39  Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newport Corporate Center Mortgage Loan, which constituted approximately 5.5% of the asset pool of the issuing entity as of its cut-off date.  The Newport Corporate Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Newport Corporate Center Mortgage Loan and five other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2019-BNK18 transaction, Commission File Number 333-228375-01 (the “BANK 2019-BNK18 Transaction”). This loan combination, including the Newport Corporate Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, which constituted approximately 4.1% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Western Digital R&D Campus Mortgage Loan or the Green Hills Corporate Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Benchmark 2019-B11 Mortgage Trust transaction, Commission File Number 333-226123-03 (the “Benchmark 2019-B11 Transaction”). These loan combinations, including the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B11 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 101 California Street Mortgage Loan and the primary servicer of the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan and the Green Hills Corporate Center Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Newport Corporate Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Street Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the ARC Apartments Mortgage Loan, the Green Hills Corporate Center Mortgage Loan and the Newport Corporate Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Newport Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the ARC Apartments Mortgage Loan, the Green Hills Corporate Center Mortgage Loan and the 101 California Street Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the ARC Apartments Mortgage Loan and the special servicer of the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Green Hills Corporate Center Mortgage Loan and the Western Digital R&D Campus Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association acts as trustee of the Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan, the Diamondback Industrial Portfolio 1 Mortgage Loan, the 101 California Street Mortgage Loan, the ARC Apartments Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the pooling and servicing agreement for the GSMS 2019-GC39  Transaction and the pooling and servicing agreement for the Benchmark 2019-B11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Street Mortgage Loan, the ARC Apartments Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Newport Corporate Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Newport Corporate Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Newport Corporate Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 101 California Street Mortgage Loan, the ARC Apartments Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the ARC Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the ARC Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the ARC Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee, and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on July 11, 2019 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 101 California Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CALI 2019-101C Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CALI 2019-101C Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ARC Apartments Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39  Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2019-GC39  Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2019-GC39  Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Newport Corporate Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2019-BNK18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2019-B11 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1          Pooling and Servicing Agreement, dated as of July 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 29, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.2          Trust and Servicing Agreement, dated as of March 6, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.3          Pooling and Servicing Agreement, dated as of April 1, 2019, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.4          Pooling and Servicing Agreement, dated as of May 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.5          Pooling and Servicing Agreement, dated as of May 1, 2019, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Situs Holdings, LLC, as Newport Corporate Center Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.6          Pooling and Servicing Agreement, dated as of June 1, 2019, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.7          Amended and Restated Co-Lender Agreement, dated as of May 3, 2019, by and among, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of the CALI 2019-101C Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2019-101C, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of the Benchmark 2019-B10 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2019-B10, as Note A-8 Holder and Note A-9 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.8          Agreement Between Note Holders, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.9          Agreement Between Noteholders, dated as of March 8, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note B-2 Holder and Initial Note C-2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Initial Note B-1 Holder and Initial Note C-1 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.10        Agreement Between Noteholders, dated as of June 24, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.11        Agreement Between Noteholders, dated as of June 24, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Initial Note B Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.12        Agreement Between Noteholders, dated as of May 23, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1-A Holder and Initial Note A-1-B Holder, and Bank of America, N.A., as Initial Note A-2-A Holder and Initial Note A-2-B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.13        Co-Lender Agreement, dated as of July 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.14        Agreement Between Noteholders, dated as of June 24, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-3 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.15        Co-Lender Agreement, dated as of June 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.16        Co-Lender Agreement, dated as of June 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.17        Agreement Between Noteholders, dated as of February 13, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A1-A Holder, Deutsche Bank AG, New York Branch, as Initial Note A1-B Holder, SHBNPP Global Professional Investment Type Private Real Estate Investment Trust No. 14(H), as Initial Note A2 Holder, and SHBNPP Global Professional Investment Type Private Real Estate Investment Trust No. 15(H), as Initial Note B Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.18        Agreement Between Noteholders, dated as of May 16, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-A Holder, Initial Note A-1-B Holder, Initial Note A-1-C Holder, Initial Note B-1-A Holder, Initial Note B-1-B Holder, Initial Note C-1-A Holder, Initial Note C-1-B Holder and Initial Note D-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder, Initial Note B-2-A Holder, Initial Note B-2-B Holder, Initial Note C-2-A Holder, Initial Note C-2-B Holder and Initial Note D-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

4.19        Co-Lender Agreement, dated as of May 15, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterfront Plaza Mortgage Loan (see Exhibit 33.1)

33.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Waterfront Plaza Mortgage Loan (see Exhibit 33.1)

33.8        Wells Fargo Bank, National Association, as Trustee of the Waterfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.9        Wells Fargo Bank, National Association, as Custodian of the Waterfront Plaza Mortgage Loan (see Exhibit 33.4)

33.10      Pentalpha Surveillance LLC, as Operating Advisor of the Waterfront Plaza Mortgage Loan (see Exhibit 33.5)

33.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 250 Livingston Mortgage Loan (see Exhibit 33.1)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 250 Livingston Mortgage Loan (see Exhibit 33.1)

33.13      Wells Fargo Bank, National Association, as Trustee of the 250 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the 250 Livingston Mortgage Loan (see Exhibit 33.4)

33.15      Pentalpha Surveillance LLC, as Operating Advisor of the 250 Livingston Mortgage Loan (see Exhibit 33.5)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 33.1)

33.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 33.1)

33.18      Wells Fargo Bank, National Association, as Trustee of the Diamondback Industrial Portfolio 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 33.4)

33.20      Pentalpha Surveillance LLC, as Operating Advisor of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 33.5)

33.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.22      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.23      Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.25      Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.5)

33.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.27      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 33.1)

33.28      Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.29      Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 33.4)

33.30      Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan (see Exhibit 33.5)

33.31      KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan

33.32      LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.34      Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 33.4)

33.35      Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 33.5)

33.36      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.1)

33.37      KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.31)

33.38      Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 33.4)

33.40      Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan

33.41      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.1)

33.42      KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.31)

33.43      Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.44      Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.45      Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.40)

33.46      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.1)

33.47      KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.31)

33.48      Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.49      Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.4)

33.50      Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 33.40)

33.51      Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

33.52      Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan

33.53      Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54      Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 33.4)

33.55      Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 33.5)

33.56      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

33.57      National Tax Search, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

33.58      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.1)

33.59      Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan

33.60      Wells Fargo Bank, National Association, as Trustee of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.61      Wells Fargo Bank, National Association, as Custodian of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.4)

33.62      Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.5)

33.63      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.1)

33.64      Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.59)

33.65      Wells Fargo Bank, National Association, as Trustee of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.66      Wells Fargo Bank, National Association, as Custodian of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.4)

33.67      Pentalpha Surveillance LLC, as Operating Advisor of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.5)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterfront Plaza Mortgage Loan (see Exhibit 34.1)

34.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Waterfront Plaza Mortgage Loan (see Exhibit 34.1)

34.8        Wells Fargo Bank, National Association, as Trustee of the Waterfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.9        Wells Fargo Bank, National Association, as Custodian of the Waterfront Plaza Mortgage Loan (see Exhibit 34.4)

34.10      Pentalpha Surveillance LLC, as Operating Advisor of the Waterfront Plaza Mortgage Loan (see Exhibit 34.5)

34.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 250 Livingston Mortgage Loan (see Exhibit 34.1)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 250 Livingston Mortgage Loan (see Exhibit 34.1)

34.13      Wells Fargo Bank, National Association, as Trustee of the 250 Livingston Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the 250 Livingston Mortgage Loan (see Exhibit 34.4)

34.15      Pentalpha Surveillance LLC, as Operating Advisor of the 250 Livingston Mortgage Loan (see Exhibit 34.5)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 34.1)

34.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 34.1)

34.18      Wells Fargo Bank, National Association, as Trustee of the Diamondback Industrial Portfolio 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 34.4)

34.20      Pentalpha Surveillance LLC, as Operating Advisor of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 34.5)

34.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.22      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.23      Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.25      Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.5)

34.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.27      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 34.1)

34.28      Wells Fargo Bank, National Association, as Trustee of the 101 California Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.29      Wells Fargo Bank, National Association, as Custodian of the 101 California Street Mortgage Loan (see Exhibit 34.4)

34.30      Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Street Mortgage Loan (see Exhibit 34.5)

34.31      KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan

34.32      LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.34      Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 34.4)

34.35      Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 34.5)

34.36      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.1)

34.37      KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.31)

34.38      Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II Building V Mortgage Loan (see Exhibit 34.4)

34.40      Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II Building V Mortgage Loan

34.41      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.1)

34.42      KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.31)

34.43      Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.44      Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.45      Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.40)

34.46      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.1)

34.47      KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.31)

34.48      Wells Fargo Bank, National Association, as Trustee of the Waterford Lakes Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.49      Wells Fargo Bank, National Association, as Custodian of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.4)

34.50      Park Bridge Lender Services LLC, as Operating Advisor of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 34.40)

34.51      Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

34.52      Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan

34.53      Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54      Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 34.4)

34.55      Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 34.5)

34.56      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

34.57      National Tax Search, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

34.58      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.1)

34.59      Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan

34.60      Wells Fargo Bank, National Association, as Trustee of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.61      Wells Fargo Bank, National Association, as Custodian of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.4)

34.62      Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.5)

34.63      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.1)

34.64      Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.59)

34.65      Wells Fargo Bank, National Association, as Trustee of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.66      Wells Fargo Bank, National Association, as Custodian of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.4)

34.67      Pentalpha Surveillance LLC, as Operating Advisor of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.5)

35           Servicer compliance statements.

35.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterfront Plaza Mortgage Loan (see Exhibit 35.1)

35.5        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Waterfront Plaza Mortgage Loan (see Exhibit 35.1)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 250 Livingston Mortgage Loan (see Exhibit 35.1)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 250 Livingston Mortgage Loan (see Exhibit 35.1)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 35.1)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Diamondback Industrial Portfolio 1 Mortgage Loan (see Exhibit 35.1)

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Street Mortgage Loan (see Exhibit 35.1)

35.14      KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan

35.15      LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 35.1)

35.17      KeyBank National Association, as Special Servicer of the Moffett Towers II Building V Mortgage Loan (see Exhibit 35.14)

35.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.1)

35.19      KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.14)

35.20      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 35.1)

35.21      KeyBank National Association, as Special Servicer of the Waterford Lakes Town Center Mortgage Loan (see Exhibit 35.14)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

35.23      Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 35.1)

35.25      Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 35.1)

35.27      Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

99.1        Mortgage Loan Purchase Agreement, dated as of July 1, 2019, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein)

99.2        Mortgage Loan Purchase Agreement, dated as of July 1, 2019, between GS Mortgage Securities Corporation II and Citi Real Estate Funding Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein)

99.3        Mortgage Loan Purchase Agreement, dated as of July 1, 2019, between GS Mortgage Securities Corporation II and German American Capital Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 11, 2019 under Commission File No. 333-226082-03 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 19, 2020