Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2019-GC40
filed 2021-03-18
CIK 1778232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4117352 38-4117353 38-4117354 38-7221326 (I.R.S. Employer Identification Numbers)

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

Not applicable.

EXPLANATORY NOTES

The Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan and the Diamondback Industrial Portfolio 1 Mortgage Loan, which constituted approximately 8.2%, 8.2%, 2.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Waterfront Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 250 Livingston Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the 57 East 11th Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Diamondback Industrial Portfolio 1 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan and the Diamondback Industrial Portfolio 1 Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan, which constituted approximately 6.8%, 5.5% and 3.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Moffett Towers II Building V Mortgage Loan, two other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity, (b) with respect to the 59 Maiden Lane Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, and (c) with respect to the Waterford Lakes Town Center Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2019-GC39 transaction, Commission File Number 333-226082-02 (the “GSMS 2019-GC39  Transaction”). These loan combinations, including the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan and the Waterford Lakes Town Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39  Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Street Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the Newport Corporate Center Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the ARC Apartments Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan and the Green Hills Corporate Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Street Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the ARC Apartments Mortgage Loan and the Green Hills Corporate Center Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan, the Diamondback Industrial Portfolio 1 Mortgage Loan, the 101 California Street Mortgage Loan, the ARC Apartments Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the pooling and servicing agreement for the GSMS 2019-GC39  Transaction and the pooling and servicing agreement for the Benchmark 2019-B11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Waterfront Plaza Mortgage Loan, the 250 Livingston Mortgage Loan, the 57 East 11th Street Mortgage Loan, the Diamondback Industrial Portfolio 1 Mortgage Loan, the 101 California Street Mortgage Loan, the ARC Apartments Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 101 California Street Mortgage Loan, the ARC Apartments Mortgage Loan, the Moffett Towers II Building V Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Waterford Lakes Town Center Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the ARC Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the ARC Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the ARC Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Western Digital R&D Campus Mortgage Loan and the Green Hills Corporate Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

Date: March 18, 2021